Form 10-Q
period 2013-09-30
Mullan Agritech, Inc.
filed 2013-11-14
CIK 1581223

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-55007

Mullan Agritech, Inc.
(Exact name of registrant as specified in its charter)

British Virgin Islands
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Quastisky Building, PO Box 4389,
Road Town, Tortola, British Virgin Islands
(Address of principal executive offices)

(86) 157 2473 0926
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The registrant had 200,000 common shares, par value $.001 per share, outstanding as of November 13, 2013.

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

2

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year.

3

Mullan Agritech Inc.

(A Development Stage Company)

CONTENTS

Page	F-1	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012

Page	F-2
Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012, for Nine Months Ended September 30, 2013 and 2012, and for the Period From January 31, 2011 (Inception) to September 30, 2013

Page	F-3	Unaudited Consolidated Statement of Changes in Stockholders’ Deficiency for the Period From January 31, 2011 (Inception) to September 30, 2013

Page	F-4	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and for the Period From January 31, 2011 (Inception) to September 30, 2013

Page	F-5 – F-10	Notes to Consolidated Financial Statements (Unaudited)

Mullan Agritech Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash	$607	$679
Total Assets	$607	$679

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable	$2,148	$-
Loan payables	16,383	4,284
Total Liabilities	18,531	4,284

Stockholders’ Deficiency
Common stock ($0.001 par value, 80,000,000 shares authorized, 200,000 shares issued and outstanding on September 30, 2013 and December 31, 2012)	200	200
Deficit accumulated during the development stage	(18,128)	(3,809)
Accumulated other comprehensive income	4	4
Total Stockholders’ Deficiency	(17,924)	(3,605)
Total Liabilities and Stockholders’ Deficiency	$607	$679

See accompanying notes to consolidated financial statements.

Mullan Agritech Inc.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from January 31, 2011
	2013	2012	2013	2012	(Inception) to September 30, 2013

Operating expenses
General and administrative	$12,647	$-	$14,319	$1,929	$18,128
Total operating expenses	12,647	-	14,319	1,929	18,128

Loss from operations before income taxes	(12,647)	-	(14,319)	(1,929)	(18,128)
Provision for income taxes	-	-	-	-	-
Net loss	$(12,647)	$-	$(14,319)	$(1,929)	$(18,128)

Comprehensive income:
Net loss	$(12,647)	$-	$(14,319)	$(1,929)	$(18,128)
Unrealized foreign currency translation adjustment	-	-	-	1	4
Comprehensive loss	$(12,647)	$-	$(14,319)	$(1,928)	$(18,124)

Basic and diluted weighted average shares	200,000	200,000	200,000	200,000
Basic and diluted loss per share	$(0.06)	$-	$(0.07)	$(0.01)

See accompanying notes to consolidated financial statements.

 Mullan Agritech Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from January 31, 2011 (Inception) to September 30, 2013
(Unaudited)

			Deficit Accumulated	Accumulated Other	Total
	Common Stock		During the Development	Comprehensive	Stockholders'
	Share	Amount	Stage	Income	Deficiency
Common stock issued for services to founder ($0.001/share)	200,000	$200	$-	$-	$200
Net loss for the year ended December 31, 2011	-	-	(1,880)	-	(1,880)
Unrealized foreign currency translation adjustment	-	-	-	3	3
Balance, December 31, 2011	200,000	200	(1,880)	3	(1,677)
Net loss for the year ended December 31, 2012	-	-	(1,929)	-	(1,929)
Unrealized foreign currency translation adjustment	-	-	-	1	1
Balance, December 31, 2012	200,000	200	(3,809)	4	(3,605)
Unrealized foreign currency translation adjustment	-	-	-	-	-
Net loss for the nine months ended September 30, 2013	-	-	(14,319)	-	(14,319)

Balance, September 30, 2013	200,000	$200	$(18,128)	$4	$(17,924)

See accompanying notes to consolidated financial statements.

Mullan Agritech Inc.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		For the Period from January 31, 2011 (Inception)
	2013	2012	to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,319)	$(1,929)	$(18,128)
Changes in operating assets and liabilities:
Accounts payable	2,148	-	2,148
Net cash used in operating activities	(12,171)	(1,929)	(15,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital by principal stockholder	-	-	200
Proceeds from loan payable	12,099	1,600	16,383
Net cash provided by financing activities	12,099	1,600	16,583
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	1	4
NET INCREASE (DECREASE) IN CASH	(72)	(328)	607
CASH, BEGINNING OF PERIOD	679	1,007	-
CASH, END OF PERIOD	$607	$679	$607

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

Mullan Agritech Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

The consolidated financial statements include the financial statements of Mullan Agritech Inc. (a/k/a China ThermaTech, Inc.) (“Mullan”) and its subsidiaries. Mullan and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”.

Mullan was incorporated in the British Virgin Island on January 31, 2011 as a limited liability company (a BVI company). It’s wholly owned subsidiary, Advanced Environmental Products Limited (“Advanced Environment”) was incorporated in Hong Kong on March 31, 2011 as a limited liability company.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

Activities during the development stage include developing the business plan and raising capital.

On August 9, 2013, we change our corporate from name China ThermaTech, Inc. to Mullan Agritech, Inc.

NOTE 2—DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Mullan Agritech Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the years presented. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts in Hong Kong, which are prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in Hong Kong. All significant intercompany accounts and transactions have been eliminated in consolidation. All necessary adjustments have been made to present the consolidated financial statements in accordance with U.S. GAAP.  The Company’s functional currency is United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

Unaudited Financial Statements

The accompanying consolidated financial statements as of September 30, 2013 and for the nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the years ended December 31, 2012 and 2011 financial statements. The results of operations for the nine month period ended September 30, 2013 and 2012 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2013, or that have been achieved in the year ended December 31, 2012.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Mullan Agritech Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company’s wholly owned subsidiary, Advanced Environment, is incorporated in Hong Kong. The financial position and results of operations of the subsidiary are determined using the local currency (“Hong Kong Dollar” or “HKD”) as the functional currency.

Translation from HKD into United States dollars (“USD” or “$”) for reporting purposes is performed by translating the results of operations denominated in foreign currency at the weighted average rates of exchange during the reporting periods. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into USD are reported as a component of accumulated other comprehensive income in shareholders’ equity.

	September 30,		December 31,
	2013	2012	2012
	(Unaudited)	(Unaudited)
Exchange Rate at Period End	US$1=HKD 7.7575	US$1=HKD 7.7587	US$1=HKD 7.7509

Average Exchange rate for the Period	US$1=HKD 7.7538	US$1=HKD 7.7539	US$1=HKD 7.7567

For the years ended December 31, 2012, foreign currency translation adjustments of $1, have been reported as comprehensive (loss) or income in the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2013 and 2012, foreign currency translation adjustments of $0 and $1, respectively, have been reported as comprehensive income in the consolidated statements of operations and comprehensive income.

Cash

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had cash of $607 and $679, respectively.

Mullan Agritech Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. For the nine months ended September 30, 2013 and 2012, no dilutive instruments outstanding. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

Mullan Agritech Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not identify any assets and liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of accounts payables and debts approximate their fair values due to the short maturities of these instruments.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 4—LOAN PAYABLE

As of September 30, 2013 and December 31, 2012, the Company had a loan payable of $16,383 and $4,284 to its former sole shareholder, Hayden Zou, respectively. The loan payable was due on demand without interest burden and collateral.

Mullan Agritech Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5—STOCKHOLDERS’ DEFICIENCY

Stock Issued for Services

On January 31, 2011, the Company issued 200,000 shares of common stock to its founders having a fair value of $200 ($0.001/share) for capital contribution.

On August 13, 2013, Mr. Hayden Zou, the Company’s prior sole shareholder sold all of his shares of the Company to Mr. Lirong Wang for a total of $200. Concurrent with the change in control, Mr. Haiping Ma resigned from the position of President of the Company and Mr. Hayden Zou resigned from the position of a direction of the Company. Mr. Lirong Wang was appointed as a director and President of the Company.

NOTE 6—GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $18,128 from inception and a working capital deficit and stockholders’ deficiency of $17,924 at September 30, 2013 and used $15,980 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a reporting corporation. A private company, by merging with us, will become a reporting company as soon as the merger is consummated. In contrast, a private company, by filing its own registration statement on Form 10, will not typically become reporting until 60 days after the filing of the registration statement on Form 10. In our experience, private companies who are interested in becoming a public company often perceive a vehicle that allows them to become public without waiting time valuable to them. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe that we will be able to meet these costs through funds, as necessary, to be loaned to or invested in us by Mr. Lirong Wang, our sole stockholder and management. Pursuant to a verbal agreement with Mr. Lirong Wang in August 2013, he will fund the Company’s operations, including but not limited to the investigating and analyzing business combinations and the filing of the Exchange Act reports, until such time as we undertake a change of control or a reverse merger whereby Mr. Wang will no longer be the controlling shareholder of the Company. At this time we do not have the funds to pay for these filings and do not have any written agreement to raise funds to cover these expenses.

As of the date of the period covered by this report, the Company has nominal assets. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Recent Developments

Corporate Name Change

On August 9, 2013, we change our corporate from name China ThermaTech, Inc. to Mullan Agritech, Inc.

Capital Shares Change

On August 13, 2013, we amended and restated our memorandum of association and articles of association to, among others, change our capital shares by increasing the authorized number of common shares from 80,000,000 to 1,000,000,000, with the same par value $0.001 per share, and creating a class of 1,000,000,000 preferred shares, par value $0.001 per share.

Change in Control

On August 13, 2013, Mr. Hayden Zou, the Company’s prior sole shareholder sold all of his shares of the Company to Mr. Lirong Wang for a total of $200. Concurrent with the change in control, Mr. Haiping Ma resigned from the position of President of the Company and Mr. Hayden Zou resigned from the position of a director of the Company. Mr. Lirong Wang was subsequently appointed as President and sole director of the Company.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, the Company had cash of $607 and $609 in total assets. As of September 30, 2013, the Company had total liabilities equal to $18,531, comprised of $2,148 in accounts payable and $16,383 in loan payables. This compares with total liabilities of $4,284, comprised of $nil in accounts payable and $4,284 in loan payables, as of December 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Nine Months ended September 30, 2013 and 2012 and for the cumulative period from January 31, 2011 (Inception) to September 30, 2013:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	For the Cumulative Period from January 31, 2011 (Inception) to September 30, 2013
Net Cash Used in Operating Activities	$(12,171)	$(1,929)	$(15,980)
Net Cash Provided by Financing Activities	$12,099	$1,600	$16,383
Net Increase (Decrease) in Cash and Cash Equivalents	(72)	(328)	607

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 31, 2011 (Inception) to September 30, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2013, the Company had a net loss of $12,647, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended September 30, 2012, the Company had a net loss of $nil.

For the nine months ended September 30, 2013, the Company had a net loss of $14,319, mainly resulting from legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the nine months ended September 30, 2012, the Company had a net loss of $1,929, mainly resulting from the expenses related to incorporating the Company.

For the period from January 31, 2011 (Inception) to September, 2013, the Company had a net loss of $18,128, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on July 19, 2013, and the filing of the Company’s Exchange Act reports.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report for the material weakness described below.

During management’s evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that we have the following material weaknesses in our internal control over financial reporting as of September 30, 2013:

•	The Company does not have sufficient number of personnel to provide segregation within the functions consistent with the objectives of internal control.

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2013 were not effective.

Management intends to remediate these material weaknesses as soon as practicable after the Company’s financial position permits.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULLAN AGRITECH, INC.

Dated: November 14, 2013	By:	/s/ Lirong Wang
Lirong Wang
President
(Duly Authorized Officer, Principal Executive officer, and Principal Financial and Accounting Officer)

