Form 10-K
period 2013-12-31
Mullan Agritech, Inc.
filed 2014-03-31
CIK 1581223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55007

Mullan Agritech, Inc.

(Exact name of registrant as specified in its charter)

British Virgin Islands
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Quastisky Building, PO Box 4389, Road Town, Tortola, British Virgin Islands
(Address of principal executive offices)	(Zip code)

(86) 157 2473 0926

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Ordinary shares, par value $0.001 per share.

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

The aggregate market value of the registrant’s ordinary shares, par value $0.001 per share, held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was none.

As of March 15, 2014, the registrant had 200,000 ordinary shares issued and outstanding.

Forward Looking Statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

3

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” and the “Company” are to Mullan Agritech, Inc. (formerly known as China ThermaTech, Inc.).

PART I

Item 1. Business.

Overview

Mullan Agritech, Inc. (formerly known as China ThermaTech, Inc.) (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in British Virgin Islands on January 31, 2011. Our wholly owned subsidiary, Advanced Environmental Products Limited (“Advanced Environment”) was incorporated in Hong Kong on March 31, 2011.

Since inception, which was January 31, 2011, the Company has not been engaged in organizational efforts and obtaining initial financing to date. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected December 31 as its fiscal year end.

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

Change in Control

On August 13, 2013, Mr. Hayden Zou, the Company’s prior sole shareholder sold all of his shares of the Company to Mr. Lirong Wang for a total of $200. Concurrent with the change in control, Mr. Haiping Ma resigned from the position of President of the Company and Mr. Hayden Zou resigned from the position of director of the Company. Mr. Lirong Wang was subsequently appointed as President and director of the Company.

Our Business

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a reporting corporation. A private company, by merging with us, will become a reporting company as soon as the merger is consummated. In contrast, a private company, by filing its own registration statement on Form 10, will not typically become reporting until 60 days after the filing of the registration statement on Form 10. In our experience, private companies who are interested in becoming a public company often perceive a vehicle that allows them to become public without waiting time valuable to them. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Lirong Wang, the officer and director of the Registrant. We formed our wholly-owned subsidiary Advanced Environment in Hong Kong to become appealing to any potential target company in Asia where a substantial number of companies are actively seeking business combination opportunities with reporting companies in the United States. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. The Company’s name is not an indication of the type of a potential business target company. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

1. Potential for growth, indicated by new technology, anticipated market expansion or new products;

2. Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

3. Strength and diversity of management, either in place or scheduled for recruitment;

4. Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

5. The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

6. The extent to which the business opportunity can be advanced;

7. The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

8. Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters. We do not intend to solicit prospective investors for any transaction. The Company has not commenced our efforts to locate a merger candidate and will not do so until it clears all comments with the SEC. We do not intend to solicit prospective investors for any transaction. We will rely on word of mouth to locate potential merger candidates.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common shares or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, the stockholders of the Registrant would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, the stockholders of the Registrant may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all, or a majority of, the Registrant's director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Registrant, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval. Regardless the number of shareholders, we intend to provide our shareholders with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition. If the business combination is between a shell company and a private operating company whereby the registrant ceases to be a shell company, a Form 8-K that includes Items 2.01, 5.01, 5.06 and 9.01 will be filed no later than four business days after the consummation of the acquisition and that the Form 8-K will also include for the private operating company all content required by a Form 10 initial registration statement.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We presently have no employees apart from our management. Our officer and director is engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Blank Check Company and Shell Company

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company” that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” As a “blank check” company, if we conduct a public offering of shares that are or to be registered under the Securities Act of 1933, as amended (the “Securities Act”), we are subject to the requirements of Rule 419 promulgated under the Securities Act (the “Rule 419”). Rule 419 requires that, all securities issued in connection with such offering by us and 90% of the gross proceeds (all offering proceeds after deduction cash paid for non-affiliate underwriting commissions, underwriting expenses and dealer allowances) from the offering have to be deposited into an escrow account or a trust account, and the funds held in the escrow or trust account may only be released to us at the same time as or after an acquisition(s) of a business(es) or assets that will constitute our business and for which the fair value of the business(es) or net assets to be acquired represents at least 80 percent of the gross proceeds has consummated pursuant to certain requirements. These requirements include that a post-effect amendment is filed upon execution of an agreement in connection for the acquisition and a sufficient number of purchasers confirm that they elect to remain an investor no fewer than 20 business days and no more than 45 business days from the effective date of the post-effective amendment. If such acquisition(s) has not occurred by a date 18 months after the effective date of the initial registration statement, funds held in the escrow or trust account shall be returned to the purchaser within five business days following that date. Among other things, the requirements under Rule 419 means that it may take us a longer period of time and more efforts to complete a business combination pursuant to Rule 419 than a business combination otherwise. Moreover, offerings subject to Rule 419 would prohibit the release of funds held in the escrow or trust account to us and the release of the securities to investors, unless and until the funds were released to us in connection with our consummation of an initial qualified business combination under Rule 419. Before such business combination occurs, because the securities are held in the escrow or trust account, no trading in our securities will occur.

Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item

Item 2. Properties.

The Company neither rents nor owns any properties. We utilize the office space and equipment of our sole officer and director at no cost. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our ordinary shares, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

No established public trading market exists for the Company’s ordinary shares. Our ordinary shares are not listed or quoted on a publicly-traded market. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s ordinary shares.

Holders

As of March 15, 2014, there was one stockholder of record of our ordinary shares.

Dividends

To date, we have not declared or paid any dividends on our ordinary shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our ordinary shares, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Statement On Forward-Looking Information.”

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow and the Company does not intend to engage in any types of business activities that may provide cash flow for investigating and analyzing business combinations.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	consummating an acquisition.

At this time we do not have the funds to pay for these filings and do not have any written agreement to raise funds to cover these expenses. However, we believe we will be able to meet these costs with funds to be loaned from Lirong Wang, our sole shareholder. As stated in the verbal agreement with Mr. Lirong Wang on August 13, 2013, he will provide funding to cover the costs of investigating and analyzing business combinations until such time as we undertake a change of control or a reverse merger whereby Mr. Lirong Wang will no longer be the controlling shareholder of the Company. We currently have no written contractual agreements in place with Mr. Lirong Wang to provide such funding. Until such time as we undertake a change of control or reverse merger, Mr. Lirong Wang has agreed to cover costs including, but not limited to, the filing of Exchange Act reports, and consummating an acquisition. At this time we do not have the funds to pay for these filings and do not have any written agreement to raise funds to cover these expenses. However, we believe we will be able to meet these costs with funds provided by Mr. Lirong Wang. Once change is control is completed we anticipate that we will have the ability to cover the costs of investigating and analyzing business combinations with cash flow from operations, Mr. Lirong Wang will no longer be obligated to cover such costs. We are not currently undertaking any steps to repay Mr. Lirong Wang, but the understanding is that he will be repaid when we are sold.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. The Company has not commenced our efforts to locate a merger candidate and will not do so until it clears all comments with the SEC. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officer and director have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking companies with no capital and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operation

We have not generated any revenue since inception. For the period from inception through December 31, 2013, we have incurred a net loss of $23,128. Expenses for the period from inception through December 31, 2013 were comprised of costs mainly associated legal, accounting, and office expenses. For the fiscal years ended December 31, 2013 and 2012, we recognized a net loss of $19,319 and $1,929. Expenses for the fiscal years ended December 31, 2013 and 2012 were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At December 31, 2013 and 2012, we had cash of $607 and $679, respectively. We intend to rely upon the issuance of ordinary shares and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As discussed above, we incurred a net loss of $19,319 and $1,929, respectively, for the fiscal years ended December 31, 2013 and 2012. Cash used in operating activities during the fiscal years ended December 31, 2013 and 2012 was $14,319 and $1,929. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We will require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve its strategic objectives. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Lirong Wang supervises the search for target companies as potential candidates for a business combination. Lirong Wang will pay, at his own expense, any costs he incurs in supervising the search for a target company, although he is under no obligation to do so. Lirong Wang may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our financial statements for the year ended December 31, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012, AND FOR THE PERIOD FROM JANUARY 31, 2011 (INCEPTION) TO DECEMBER 31, 2013

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 31, 2011 (INCEPTION) TO DECEMBER 31, 2013

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 31, 2011 (INCEPTION) TO DECEMBER 31, 2013

PAGES	F-6 - F-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholder and Director

Mullan Agritech, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Mullan Agritech, Inc. and Subsidiary (a Development Stage Company) (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2013 and 2012 and for the period from January 31, 2011 (Inception) through December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mullan Agritech, Inc. and Subsidiary as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from January 31, 2011(Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ HHC
Certified Public Accountants

Forest Hills, NY

March 31, 2014

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$607	$679
Total Assets	$607	$679

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$5,000	$-
Loan payable – related party	18,531	4,284
Total Liabilities	23,531	4,284

Stockholders’ Deficiency:
Common stock ($0.001 par value, 80,000,000 shares authorized, 200,000 shares issued and outstanding on December 31, 2013 and 2012, respectively)	200	200
Deficit accumulated during the development stage	(23,128)	(3,809)
Accumulated other comprehensive income	4	4
Total Stockholders’ Deficiency	(22,924)	(3,605)
Total Liabilities and Stockholders’ Deficiency	$607	$679

See accompanying notes to consolidated financial statements.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,		For the Period from January 31, 2011 (Inception) to December
	2013	2012	31, 2013

Operating expenses
General and administrative	$19,319	$1,929	$23,128
Total operating expenses	19,319	1,929	23,128

Loss from operations before income taxes	(19,319)	(1,929)	(23,128)
Provision for income taxes	-	-	-
Net loss	$(19,319)	$(1,929)	$(23,128)

Comprehensive income:
Net loss	$(19,319)	$(1,929)	$(23,128)
Unrealized foreign currency translation adjustment	-	1	4
Comprehensive loss	$(19,319)	$(1,928)	$(23,124)

Basic and diluted weighted average shares	200,000	200,000
Basic and diluted loss per share	$(0.10)	$(0.01)

See accompanying notes to consolidated financial statements.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Period from January 31, 2011 (Inception) to December 31, 2013

			Deficit Accumulated	Accumulated Other	Total
	Common Stock		During Development	Comprehensive	Stockholders’
	Share	Amount	Stage	Income	Deficiency
Common stock issued for services to founder ($0.001/share)	200,000	$200	$-	$-	$200
Net loss for the year ended December 31, 2011	-	-	(1,880)	-	(1,880)
Unrealized foreign currency translation adjustment	-	-	-	3	3
Balance, December 31, 2011	200,000	200	(1,880)	3	(1,677)
Net loss for the year ended December 31, 2012	-	-	(1,929)	-	(1,929)
Unrealized foreign currency translation adjustment	-	-	-	1	1
Balance, December 31, 2012	200,000	200	(3,809)	4	(3,605)
Net loss for the year ended December 31, 2013	-	-	(19,319)	-	(19,319)
Balance, December 31, 2013	200,000	$200	$(23,128)	$4	$(22,924)

See accompanying notes to consolidated financial statements.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period from January 31, 2011 (Inception) to December
	2013	2012	31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,319)	$(1,929)	$(23,128)
Changes in operating assets and liabilities:
Accounts payable	5,000	-	5,000
Net cash used in operating activities	(14,319)	(1,929)	(18,128)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital by principal stockholder	-	-	200
Proceeds from loan payable – related party	14,247	1,600	18,531
Net cash provided by financing activities	14,247	1,600	18,731
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	1	4
NET DECREASE IN CASH	(72)	(328)	607
CASH, BEGINNING OF YEAR	679	1,007	-
CASH, END OF YEAR	$607	$679	$607

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

The consolidated financial statements include the financial statements of Mullan Agritech, Inc. (f/k/a China ThermaTech, Inc.) (a development stage company) (the “Mullan”) and its subsidiary. Mullan and its consolidated subsidiary are collectively referred to herein as the “Company”, “we” and “us”.

On August 9, 2013, the Company changed its name from China ThermaTech, Inc. to Mullan Agritech, Inc.

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

NOTE 2—DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in the Accounting Standards Codification (“ASC”) 915, "Development Stage Entities", issued by the Financial Accounting Standards Board (“FASB.”) The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012

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

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012

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

	December 31,
	2013	2012

Exchange Rate at Period End	US$1=HKD 7.7544	US$1=HKD 7.7509

Average Exchange rate for the Period	US$1=HKD 7.7564	US$1=HKD 7.7567

For the years ended December 31, 2013 and 2012, foreign currency translation adjustments of $0 and $1, respectively, have been reported as comprehensive (loss) or income in the consolidated statements of operations and comprehensive income.

Cash

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had cash of $607 and $679, respectively.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	For the Year Ended December 31,
	2013	2012
Expected income tax recovery (expense) at the statutory rate of 34%	$(6,568)	$(656)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
Change in valuation allowance	6,568	656
Provision for income taxes	$-	$-

The components of deferred income taxes are as follow:

	For the Year Ended December 31,
	2013	2012
Deferred income tax asset:
Net operating loss carry forwards	$7,863	$1,295
Valuation allowance	(7,863)	(1,295)
Deferred income taxes	$-	$-

As of December 31, 2013, the Company has a net operating loss carryforward of $23,128 available to offset future taxable income through 2033. The increases in the valuation allowance at December 31, 2013 and 2012 were $6,568 and $656, respectively.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2013 and 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012

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

NOTE 4—LOAN PAYABLE – RELATED PARTY

As of December 31, 2013 and 2012, the Company had an outstanding loan payable of $18,531 and $4,284, respectively, to Mr. Lirong Wang, sole shareholder of the Company. This loan did not have interest burden and due on demand.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012

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

NOTE 6—GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $23,128 from inception and a working capital deficit and stockholders’ deficiency of $22,924 at December 31, 2013 and used $18,128 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon his controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are not effective as of the end of the period covered by this report, due to a material weakness identified below.

Management’s Report of Internal Control over Financial Reporting.

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

o Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer, concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

Our management considered that the following deficiencies that existed in the design or operation of our internal controls over financial reporting that amounted to material weakness: (i) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives.

Our management has begun evaluating remedies to reduce these deficiencies. However, we will not be able to implement any remedial measures, such as appointing independent members on our board of directors, until we have sufficient fund to do so.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name of our sole director and officer.

Name	Age	Position
Lirong Wang	41	President and Director

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Lirong Wang has been the President of Mullan Agritech, Inc. since August 2013. Since December 2006, Mr. Wang has been acting as Chairman and Chief Executive Officer of Shanghai Muliang Industries Co., Ltd., a company in hay production and organic fertilizer production business. From November 2002 to November 2006, Mr. Wang was a general manager of Shanghai Aoke Chemical Products Co., Ltd., which produces zinc stearate, calcium stearate, and calcium zinc complex stabilizer. Mr. Wang received his bachelor degree in storage management from Harbin University of Commerce in 1996.

Although our sole officer and director Mr. Wang holds positions with Shanghai Muliang Industries Co., Ltd., we do not believe that his positions with other businesses present a conflict of interest when evaluating possible merger partners or other businesses we may consider for acquisition in the future. It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain the member of our management for the purpose of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to the member of management will not be a consideration in our decision whether to undertake any proposed transaction

Term of Office

Our directors hold office until the next annual general meeting of our stockholders and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. Our officers are elected by and serve at the discretion of the board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.

Audit Committee and Financial Expert

We do not have an Audit Committee. Mr. Lirong Wang, the sole director, performs some of the same functions of an Audit Committee, such as, recommending a firm of independent certified public accountants to audit the annual financial statements, reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

We have no financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Certain Legal Proceedings

To the best of our knowledge, our sole director and executive officer has not, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
•	Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our ordinary shares to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to us, the following directors, executive officers and beneficial owners of more than 10% of our ordinary shares have not complied with all Section 16(a) filing requirements with respect to the fiscal year ended December 31, 2013.

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Lirong Wang	1	1	1
Haiping Ma	1	1	1

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Item 11. Executive Compensation.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of December 31, 2013.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee. Mr. Lirong Wang, our sole director and officer, also serves, or has served, as a director or officer of the issuers set forth in the chart above.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of March 15, 2014 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our ordinary shares; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Lirong Wang President, Chief Executive Officer, Chief Financial Officer, and Director	200,000	100%
All directors and executive officers as a group (1 person)	200,000	100%

A change in control may occur as a result of a business combination we may effect in the future.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below, there have been no transactions since the beginning of the last fiscal year ended December 31, 2012, nor are there any currently proposed transactions, in which the Company was a participant and the amount exceeds $120,000 and in which any “related person” as such term is defined in Item 404 of Regulation S-K promulgated by the SEC had or will have a direct or indirect material interest.

As of December 31, 2013 and 2012, the Company had an outstanding loan payable of $14,319 and $1,600, respectively, to Mr. Lirong Wang, our sole shareholder, officer and director. This loans were non-interest bearing and pay on-demand.

Director Independence

We do not have any independent directors. Because our ordinary shares are not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $5,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10 initially filed by the Company with the SEC on July 19, 2013, as amended.
3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Form 10 initially filed by the Company with the SEC on July 19, 2013, as amended.
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULLAN AGRITECH, INC.

March 31, 2014	By:	/s/ Lirong Wang
Lirong Wang President (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Lirong Wang	President and Director (Principal Executive Officer and Principal Financial Officer)	March 31, 2014
Lirong Wang

