Form 10-Q
period 2014-03-31
Mullan Agritech, Inc.
filed 2014-05-15
CIK 1581223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-55007

Mullan Agritech, Inc.

(Exact Name of small business issuer as specified in its charter)

British Virgin Islands
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Quastisky Building, PO Box 4389,

Road Town, Tortola, British Virgin Islands

(Address of principal executive offices) (Zip Code)

86-157 2473 0926

(Registrant’s telephone number, including area code)

 Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒  No☐

As of May 13, 2014, the registrant had 200,000 ordinary shares issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Form 10-Q

March 31, 2014

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2014 (unaudited) and 2013 and for the Period from January 31, 2011 (Inception) to March 31, 2014 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period from January 31, 2011 (Inception) to March 31, 2014 (unaudited)	5
	Notes to the Consolidated Financial Statements (unaudited)	6-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T	Controls and Procedures	11-12
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Removed and Reserved	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
	SIGNATURES	14

PART I - OTHER INFORMATION

Item 1. Financial Statements.

Mullan Agritech, Inc.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:	-	-
Cash	$607	$607
Total Assets	$607	$607

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	5,000	5,000
Due to related party	21,756	18,531
Total Current Liabilities	26,756	23,531
STOCKHOLDERS' DEFICIT
Common Stock - par value $0.001; authorized: 80,000,000; shares issued and outstanding: 200,000 shares by March 31, 2014 and December 31, 2013	200	200
Deficit accumulated during the development stage	(26,353)	(23,128)
Accumulated other comprehensive income	4	4
Total Stockholders' Deficit	(26,149)	(22,924)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$607	$607

The accompanying notes are an integral part of these condensed financial statements

Mullan Agritech Inc.

(a development stage company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2014 and 2013, and

Inception (January 31, 2011) through March 31, 2014

(Unaudited)

	Three Months Ended March 31,		Inception to March 31,
	2014	2013	2014

Operating expenses:

General and administrative expenses	$3,225	$1,658	$26,353

Loss before income taxes	(3,225)	(1,658)	(26,353)

Income taxes	-	-	-

Net loss	(3,225)	(1,658)	(26,353)
Other comprehensive income:
Unrealized foreign currency translation adjustment	-	(1)	4

Comprehensive income (loss)	$(3,225)	$(1,659)	$(26,349)

Net Loss Per Common Share, Basic & Diluted	$(0.02)	$(0.01)	-

Weighted Common Shares Outstanding, Basic & Diluted	200,000	200,000

The accompanying notes are an integral part of these condensed financial statements.

Mullan Agritech Inc.

(a development stage company)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013, and

Inception (January 31, 2011) through March 31, 2014

	Three Months Ended March 31,		Inception to March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,225)	$(1,658)	$(26,353)
Changes in operating assets and liabilities:
Accounts payable and accrued payables	-	-	5,000
Total adjustments to net income	-	-	5,000
Net cash used in operating activities	(3,225)	(1,658)	(21,353)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from the sole shareholder	-	-	200
Proceeds from due to related party	3,225	1,600	21,756
Net cash provided by financing activities	3,225	1,600	21,956

Effect of exchange rate changes on cash	-	(1)	4
Net decrease in cash	-	(59)	607
Cash – beginning of period	607	679	-
Cash – end of period	$607	$620	$607
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Mullan Agritech Inc.

(A Development Stage Company)

Note to Consolidated Financial Statements

March 31, 2014 and 2013

(Unaudited)

Note 1 – Organization, Business and Operations

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

Note 2 – Development Stage Company

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Note 3 – Summary of Significant Accounting Policies

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

Interim Financial Statements

The accompanying consolidated financial statements as of March 31, 2014 and for three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the years ended December 31, 2013 and 2012 financial statements. The results of operations for the three month period ended March 31, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2014, or that have been achieved in the year ended December 31, 2013.

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

	March 31,		December 31,
	2014	2013	2013
	(Unaudited)	(Unaudited)
Exchange Rate at Period End	US$1=HKD 7.7570	US$1=HKD 7.7632	US$1=HKD 7.7544

Average Exchange rate for the Period	US$1=HKD 7.7587	US$1=HKD 7.7556	US$1=HKD 7.7564

For the three months ended March 31, 2014 and 2013, foreign currency translation adjustments of $0 and ($1), respectively, have been reported as comprehensive income in the consolidated statements of operations and comprehensive income.

Cash

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had cash of $607 and $607, respectively.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. For the three months ended March 31, 2014 and 2013, no dilutive instruments outstanding. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

Related Party

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

Note 4 – Loan from Related Party

As of March 31, 2014 and December 31, 2013, the Company had a loan payable of $21,756 and $18,531 to Mr. Lirong Wang, sole shareholder of the Company. This loan did not have interest burden and due on demand.

Note 5 – Stockholders’ Deficiency

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

Note 6 – Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $26,353 from inception and a working capital deficit and stockholders’ deficiency of $26,149 at March 31, 2014 and used $21,353 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of the operation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 31, 2011 (Inception) to March 31, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2014, our operating expenses consisted solely of general and administrative expenses of $3,225, resulting in a net loss of $3,225. In comparison, for the three months ended March 31, 2013, our operating expenses consisted solely of general and administrative expenses of $1,658, resulting in a net loss of $1,658. Our general and administrative expenses are mainly comprised of legal, accounting, and other professional service fees incurred in connection the preparation and filing of the Company’s periodic reports.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $607 as compared to cash of $607 as of December 31, 2013.

Net cash used in operating activities totaled $3,225 for the three months ended March 31, 2014. Net cash used in operating activities totaled $21,353 for the period from January 31, 2011 (Inception) to March 31, 2014.

Net cash provided by financing activities totaled $21,956 for the period from January 31, 2011 (Inception) to March 31, 2014.

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $26,353 from inception and a working capital deficit and stockholders’ deficiency of $26,149 at March 31, 2014 and used $21,353 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report for the material weakness described below.

During management’s evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that we have the following material weaknesses in our internal control over financial reporting as of March 31, 2014:

•	The Company does not have sufficient number of personnel to provide segregation within the functions consistent with the objectives of internal control.

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at March 31, 2014 were not effective.

Management intends to remediate these material weaknesses as soon as practicable after the Company’s financial position permits.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

MULLAN AGRITECH, INC.

Dated: May 15, 2014	By:	/s/ Lirong Wang
Lirong Wang
President
(Duly Authorized Officer, Principal Executive officer, and Principal Financial and Accounting Officer)

