Form 10-Q
period 2014-09-30
Mullan Agritech, Inc.
filed 2014-11-13
CIK 1581223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-55007

Mullan Agritech, Inc.

(Exact Name of small business issuer as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 13, 2014, the registrant had 200,000 ordinary shares issued and outstanding.

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

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013, for the Nine Months Ended September 30, 2014 and 2013, and for the Period from January 31, 2011 (Inception) to September 30, 2014 (unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and for the Period from January 31, 2011 (Inception) to September 30, 2014 (unaudited)	5
	Notes to the Consolidated Financial Statements (unaudited)	6-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T	Controls and Procedures	11
	PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	12
	SIGNATURES	13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mullan Agritech, Inc.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$607	$607
Total Assets	$607	$607

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	3,000	5,000
Due to related party	34,483	18,531
Total Current Liabilities	37,483	23,531
STOCKHOLDERS' DEFICIT
Common Stock - par value $0.001; authorized: 80,000,000; shares issued and outstanding: 200,000 shares by September 30, 2014 and December 31, 2013	200	200
Deficit accumulated during the development stage	(37,080)	(23,128)
Accumulated other comprehensive income	4	4
Total Stockholders' Deficit	(36,876)	(22,924)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$607	$607

The accompanying notes are an integral part of these condensed financial statements

Mullan Agritech Inc.

(a development stage company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2014 and 2013, and

Inception (January 31, 2011) through September 30, 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to September 30,
	2014	2013	2014	2013	2014

Operating expenses:

General and administrative expenses	$9,227	$12,647	$13,952	$14,319	$37,080

Loss before income taxes	(9,227)	(12,647)	(13,952)	(14,319)	(37,080)

Income taxes	-	-	-	-	-

Net loss	(9,227)	(12,647)	(13,952)	(14,319)	(37,080)
Other comprehensive income:
Unrealized foreign currency translation adjustment	(1)	-	-	-	4

Comprehensive income (loss)	$(9,228)	$(12,647)	$(13,952)	$(14,319)	$(37,076)

Net Loss Per Common Share, Basic & Diluted	$(0.05)	$(0.06)	$(0.07)	$(0.07)

Weighted Common Shares Outstanding, Basic & Diluted	200,000	200,000	200,000	200,000

The accompanying notes are an integral part of these condensed financial statements.

Mullan Agritech Inc.

(a development stage company)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013, and

Inception (January 31, 2011) through September 30, 2014

(Unaudited)

	Nine Months Ended September 30,		Inception to September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,952)	$(14,319)	$(37,080)
Changes in operating assets and liabilities:
Accounts payable and accrued payables	(2,000)	2,148	3,000
Total adjustments to net income	(2,000)	2,148	3,000
Net cash used in operating activities	(15,952)	(12,171)	(34,080)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from the sole shareholder	-	-	200
Proceeds from due to related party	15,952	12,099	34,483
Net cash provided by financing activities	15,952	12,099	34,683

Effect of exchange rate changes on cash	-	-	4
Net increase (decrease) in cash	-	(72)	607
Cash – beginning of period	607	679	-
Cash – end of period	$607	$607	$607
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Mullan Agritech Inc.

(A Development Stage Company)

Note to Consolidated Financial Statements

September 30, 2014 and 2013

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

Interim Financial Statements

The accompanying consolidated financial statements as of September 30, 2014 and for nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the years ended December 31, 2013 and 2012 financial statements. The results of operations for the nine month period ended September 30, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2014, or that have been achieved in the year ended December 31, 2013.

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

	September 30,		December 31,
	2014	2013	2013
	(Unaudited)	(Unaudited)
Exchange Rate at Period End	US$1=HKD 7.7632	US$1=HKD 7.7575	US$1=HKD 7.7544

Average Exchange rate for the Period	US$1=HKD 7.7540	US$1=HKD 7.7538	US$1=HKD 7.7564

For the nine months ended September 30, 2014 and 2013, foreign currency translation adjustments of $0, respectively, have been reported as comprehensive income in the consolidated statements of operations and comprehensive income.

Cash

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had cash of $607, respectively.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. For the nine months ended September 30, 2014 and 2013, no dilutive instruments outstanding. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

Note 4 – Loan from Related Party

As of September 30, 2014 and December 31, 2013, the Company had a loan payable of $34,483 and $18,531 to Mr. Lirong Wang, sole shareholder of the Company. This loan does not have interest burden and is due on demand.

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

Note 6 – Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $37,080 from inception and a working capital deficit and stockholders’ deficiency of $36,876 at September 30, 2014 and used $34,080 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Corporate Actions

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 31, 2011 (Inception) to September 30, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2014, our operating expenses consisted solely of general and administrative expenses of $9,227, resulting in a net loss of $9,227. In comparison, for the three months ended September 30, 2013, our operating expenses consisted solely of general and administrative expenses of $12,647, resulting in a net loss of $12,647. Our general and administrative expenses are mainly comprised of legal, accounting, and other professional service fees incurred in connection the preparation and filing of the Company’s periodic reports.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, our operating expenses consisted solely of general and administrative expenses of $13,952, resulting in a net loss of $13,952. In comparison, for the nine months ended September 30, 2013, our operating expenses consisted solely of general and administrative expenses of $14,319, resulting in a net loss of $14,319. Our general and administrative expenses are mainly comprised of legal, accounting, and other professional service fees incurred in connection the preparation and filing of the Company’s periodic reports.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $607 as compared to cash of $607 as of December 31, 2013.

Net cash used in operating activities totaled $15,952 for the nine months ended September 30, 2014. Net cash used in operating activities totaled $34,080 for the period from January 31, 2011 (Inception) to September 30, 2014.

Net cash provided by financing activities totaled $34,683 for the period from January 31, 2011 (Inception) to September 30, 2014.

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $37,080 from inception and a working capital deficit and stockholders’ deficiency of $36,876 at September 30, 2014 and used $34,080 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report for the material weakness described below.

During management’s evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that we have the following material weaknesses in our internal control over financial reporting as of September 30, 2014:

•	The Company does not have sufficient number of personnel to provide segregation within the functions consistent with the objectives of internal control.

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2014 were not effective.

Management intends to remediate the material weakness as soon as practicable after the Company’s financial position permits.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

MULLAN AGRITECH, INC.

Dated: November 13, 2014	By:	/s/ Lirong Wang
Lirong Wang
President
(Duly Authorized Officer, Principal Executive officer, and Principal Financial and Accounting Officer)

