Form 10-K
period 2014-12-31
Mullan Agritech, Inc.
filed 2015-03-27
CIK 1581223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55007

Mullan Agritech Inc.

(Exact name of registrant as specified in its charter)

British Virgin Islands
(State of Incorporation)	(IRS Employer ID No.)

Quastisky Building, PO Box 4389,

Road Town, Tortola, British Virgin Islands

(Address of principal executive offices)

(86) 157 2473 0926

(Registrant’s telephone number, including area code)

China ThermaTech, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	None

Securities Registered Pursuant to Section 12(g) of the Act: None

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

As of March 27, 2015, the registrant had 200,000 shares of common stock issued and outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” and the “Company” are to Mullan Agritech Inc. (formerly known as China ThermaTech, Inc.)

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

The Company neither rents nor owns any properties. We utilize the office space and equipment of our sole officer and director at no cost. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

No established public trading market exists for the Company’s common stock. Our common stock is not listed or quoted on a publicly-traded market. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Holders

As of March 27, 2015, there was one stockholder of record of our ordinary shares.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

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

Results of Operation

We did not have any operating income from inception through December 31, 2014. For the period from inception through December 31, 2014, we have incurred a net loss of $47,040. Expenses for the period from inception through December 31, 2014 were comprised of costs mainly associated legal, accounting, and office expenses. For the fiscal years ended December 31, 2014 and 2013, we recognized a net loss of $23,912 and $19,319. Expenses for the fiscal years ended December 31, 2014 and 2013 were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At December 31, 2014 and 2013, we had cash of $0 and $607, respectively. We intend to rely upon the issuance of common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $23,912 and $19,319, respectively, for the fiscal years ended December 31, 2014 and 2013. Cash used in operating activities during the fiscal years ended December 31, 2014 and 2013 was $28,912 and $14,319. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our significant accounting policies are summarized in Note 3 of our financial statements for the year ended December 31, 2014. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company starting on January 1, 2017. The Company is currently evaluating the impact this guidance will have on its combined financial position, results of operations and cash flows.

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. The Company currently plans to adopt the standard in January 2015.

Based on the Company’s initial assessment of the standard, the Company expects that any potential future disposals of any one of its hog farms will not be reported as discontinued operations and that the results of operations of any such disposed hog farms, including revenues, costs and any gains or losses on disposal, will be classified as continuing operations within the Consolidated Statements of Operations and Comprehensive Income for all periods presented through the date of disposition.

Off Balance Sheet Arrangements

None.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. Financial Statements and Supplementary Data.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND 2013
PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013, AND FOR THE PERIOD FROM JANUARY 31, 2011 (INCEPTION) TO DECEMBER 31, 2014
PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 31, 2011 (INCEPTION) TO DECEMBER 31, 2014
PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 AND FOR THE PERIOD FROM JANUARY 31, 2011 (INCEPTION) TO DECEMBER 31, 2014
PAGES	F-6 - F-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholder and Director

Mullan Agritech, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Mullan Agritech, Inc. and Subsidiary (a Development Stage Company) (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2014 and 2013 and for the period from January 31, 2011 (Inception) through December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mullan Agritech, Inc. and Subsidiary as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 and for the period from January 31, 2011(Inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States.

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

/s/ HHC
Certified Public Accountants

Forest Hills, NY

March 27, 2015

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$-	$607
Total Assets	$-	$607

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$-	$5,000
Loan payable – related party	46,836	18,531
Total Liabilities	46,836	23,531

Stockholders’ Deficiency:
Common stock ($0.001 par value, 80,000,000 shares authorized, 200,000 shares issued and outstanding on December 31, 2014 and 2013, respectively)	200	200
Deficit accumulated during the development stage	(47,040)	(23,128)
Accumulated other comprehensive income	4	4
Total Stockholders’ Deficiency	(46,836)	(22,924)
Total Liabilities and Stockholders’ Deficiency	$-	$607

See accompanying notes to consolidated financial statements.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,		For the Period from January 31, 2011 (Inception) to December
	2014	2013	31, 2014
Operating expenses
General and administrative	$23,912	$19,319	$47,040
Total operating expenses	23,912	19,319	47,040

Loss from operations before income taxes	(23,912)	(19,319)	(47,040)
Provision for income taxes	-	-	-
Net loss	$(23,912)	$(19,319)	$(47,040)

Comprehensive income:
Net loss	$(23,912)	$(19,319)	$(47,040)
Unrealized foreign currency translation adjustment	-	-	4
Comprehensive loss	$(23,912)	$(19,319)	$(47,036)

Basic and diluted weighted average shares	200,000	200,000
Basic and diluted loss per share	$(0.12)	$(0.10)

See accompanying notes to consolidated financial statements.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Period from January 31, 2011 (Inception) to December 31, 2014

	Common Stock		Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders’
	Share	Amount	Stage	Income	Deficiency
Common stock issued for services to founder ($0.001/share)	200,000	$200	$-	$-	$200
Net loss for the year ended December 31, 2011	-	-	(1,880)	-	(1,880)
Unrealized foreign currency translation adjustment	-	-	-	3	3
Balance, December 31, 2011	200,000	200	(1,880)	3	(1,677)
Net loss for the year ended December 31, 2012	-	-	(1,929)	-	(1,929)
Unrealized foreign currency translation adjustment	-	-	-	1	1
Balance, December 31, 2012	200,000	200	(3,809)	4	(3,605)
Net loss for the year ended December 31, 2013	-	-	(19,319)	-	(19,319)
Balance, December 31, 2013	200,000	200	(23,128)	4	(22,924)
Net loss for the year ended December 31, 2014	-	-	(23,912)	-	(23,912)
Balance, December 31, 2014	200,000	$200	$(47,040)	$4	$(46,836)

See accompanying notes to consolidated financial statements.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period from January 31, 2011 (Inception) to December
	2014	2013	31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,912)	$(19,319)	$(47,040)
Changes in operating assets and liabilities:
Accounts payable	(5,000)	5,000	-
Net cash used in operating activities	(28,912)	(14,319)	(47,040)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital by principal stockholder	-	-	200
Proceeds from loan payable – related party	28,305	14,247	46,836
Net cash provided by financing activities	28,305	14,247	47,036
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	4
NET DECREASE IN CASH	(607)	(72)	-
CASH, BEGINNING OF YEAR	607	679	-
CASH, END OF YEAR	$-	$607	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013

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

As of December 31, 2014 and 2013

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

As of December 31, 2014 and 2013

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

	December 31,
	2014	2013

Exchange Rate at Period End	US$1=HKD 7.7574	US$1=HKD 7.7544

Average Exchange rate for the Period	US$1=HKD 7.7544	US$1=HKD 7.7564

For the years ended December 31, 2014 and 2013, foreign currency translation adjustments of $0, respectively, have been reported as comprehensive (loss) or income in the consolidated statements of operations and comprehensive income.

Cash

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had cash of $0 and $607, respectively.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013

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

	For the Year Ended December 31,
	2014	2013
Expected income tax recovery (expense) at the statutory rate of 34%	$(8,130)	$(6,568)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
Change in valuation allowance	8,130	6,568
Provision for income taxes	$-	$-

The components of deferred income taxes are as follow:

	For the Year Ended December 31,
	2014	2013
Deferred income tax asset:
Net operating loss carry forwards	$15,993	$7,863
Valuation allowance	(15,993)	(7,863)
Deferred income taxes	$-	$-

As of December 31, 2014, the Company has a net operating loss carryforward of $47,036 available to offset future taxable income through 2034. The increases in the valuation allowance at December 31, 2014 and 2013 were $8,130 and $6,568, respectively.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2014 and 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013

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

NOTE 4—LOAN PAYABLE – RELATED PARTY

As of December 31, 2014 and 2013, the Company had an outstanding loan payable of $46,836 and $18,531, respectively, to Mr. Lirong Wang, sole shareholder of the Company. This loan did not have interest burden and due on demand.

Mullan Agritech, Inc.

(f/k/a China ThermaTech, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013

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

NOTE 6—GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $47,040 from inception and a working capital deficit and stockholders’ deficiency of $46,836 at December 31, 2014 and used $47,040 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

ITEM 9. CHANGES IN AND DISCAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURS.

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

Management’s Report of Internal Control over Financial Reporting.

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company,
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is the name of our sole director and officer.

Name	Age	Position
Lirong Wang	42	President, Chief Executive Officer, Chief Financial Officer, and Director

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Lirong Wang has been the President of Mullan Agritech, Inc. since August 2013. Mr. Wang is also the Chairman and CEO of Shanghai Muliang Industries Co., Ltd. since December 2006. From November 2002 to November 2006, Mr. Wang was general manager of Shanghai Aoke Chemical Products Co., Ltd. Mr. Wang received his bachelor degree in storage management from Harbin University of Commerce in 1996.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Mr. Lirong Wang, the sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no business operations, management believes the services of a financial expert are not warranted.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended December 31, 2014.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of December 31, 2014.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of March 27, 2015 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Lirong Wang President, Chief Executive Officer, Chief Financial Officer, and Director	200,000	100%
All directors and executive officers as a group (1 person)	200,000	100%

A change in control may occur as a result of a business combination we effect.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below, there have been no transactions since the beginning of the last fiscal year ended December 31, 2014, nor are there any currently proposed transactions, in which the Company was a participant and the amount exceeds $120,000 and in which any “related person” as such term is defined in Item 404 of Regulation S-K promulgated by the SEC had or will have a direct or indirect material interest.

As of December 31, 2014 and 2013, the Company had an outstanding loan payable of $46,836 and $18,531, respectively, to Mr. Lirong Wang, sole shareholder of the Company. This loan did not have interest burden and due on demand.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $5,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULLAN AGRITECH, INC.

March 27, 2015	By:	/s/ Lirong Wang
Lirong Wang President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Lirong Wang	President, Chief Executive Officer, Chief Financial Officer and Director	March 27, 2015
Lirong Wang

