Form 10-Q
period 2015-09-30
Mullan Agritech, Inc.
filed 2015-11-13
CIK 1581223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 13, 2015, the registrant had 200,000 ordinary shares issued and outstanding.

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

2

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mullan Agritech, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related party	$59,367	$46,836
Total Current Liabilities	$59,367	$46,836
STOCKHOLDERS' DEFICIT
Common Stock - par value $0.001; authorized: 80,000,000; shares issued and outstanding: 200,000 shares by September 30, 2015 and December 31, 2014	200	200
Accumulated deficit	(59,571)	(47,040)
Accumulated other comprehensive income	4	4
Total Stockholders' Deficit	(59,367)	(46,836)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Mullan Agritech Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:

General and administrative expenses	$3,909	$9,227	$12,531	$13,952

Loss before income taxes	(3,909)	(9,227)	(12,531)	(13,952)

Income taxes	-	-	-	-

Net loss	(3,909)	(9,227)	(12,531)	(13,952)
Other comprehensive income:
Unrealized foreign currency translation adjustment	-	(1)	-	-

Comprehensive loss	$(3,909)	$(9,228)	$(12,531)	$(13,952)

Net Loss Per Common Share, Basic & Diluted	$(0.02)	$(0.05)	$(0.06)	$(0.07)

Weighted Common Shares Outstanding, Basic & Diluted	200,000	200,000	200,000	200,000

The accompanying notes are an integral part of these condensed financial statements.

Mullan Agritech Inc.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,531)	$(13,952)
Changes in operating assets and liabilities:
Accounts payable and accrued payables	-	(2,000)
Total adjustments to net loss	-	(2,000)
Net cash used in operating activities	(12,531)	(15,952)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from the sole shareholder	-	-
Proceeds from due to related party	12,531	15,952
Net cash provided by financing activities	12,531	15,952

Effect of exchange rate changes on cash	-	-
Net decrease in cash	-	-
Cash – beginning of period	-	607
Cash – end of period	$-	$607
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Mullan Agritech Inc.

Note to Consolidated Financial Statements

September 30, 2015 and 2014

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

Interim Financial Statements

The accompanying consolidated financial statements as of September 30, 2015 and for the nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the years ended December 31, 2014 and 2013 financial statements. The results of operations for the nine month period ended September 30, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2015, or that have been achieved in the year ended December 31, 2014.

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

	September 30,		December 31,
	2015	2014	2014
	(Unaudited)	(Unaudited)
Exchange Rate at Period End	US$1=HKD 7.7500	US$1=HKD 7.7632	US$1=HKD 7.7574

Average Exchange rate for the Period	US$1=HKD 7.7528	US$1=HKD 7.7540	US$1=HKD 7.7544

For the nine months ended September 30, 2015 and 2014, the Company reported no foreign currency translation adjustments as comprehensive income in the consolidated statements of operations and comprehensive income.

Cash

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had reported no cash.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. For the nine months ended September 30, 2015 and 2014, no dilutive instruments outstanding. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

Note 3 – Loan from Related Party

As of September 30, 2015 and December 31, 2014, the Company had a loan payable of $59,367 and $46,836 to Mr. Lirong Wang, sole shareholder of the Company. This loan did not have interest burden and due on demand.

Note 4 – Stockholders’ Deficiency

Stock Issued for Services

On January 31, 2011, the Company issued 200,000 shares of common stock to its founders having a fair value of $200 ($0.001/share) for capital contribution.

Note 5 – Going Concern

The Company has a net loss of $59,571 from inception and a working capital deficit and stockholders’ deficiency of $59,367 at September 30, 2015 and used $59,571 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 31, 2011 (Inception) to September 30, 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2015, our operating expenses consisted solely of general and administrative expenses of $3,909, resulting in a net loss of $3,909. In comparison, for the three months ended September 30, 2014, our operating expenses consisted solely of general and administrative expenses of $9,227, resulting in a net loss of the same balance. The decrease of our expenses is mainly attributable to the decrease of our general and administrative expenses. Our general and administrative expenses are mainly comprised of legal, accounting, and other professional service fees incurred in connection the preparation and filing of the Company’s periodic reports.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014.

For the nine months ended September 30, 2015, our operating expenses consisted solely of general and administrative expenses of $12,531, resulting in a net loss of $12,531. In comparison, for the nine months ended September 30, 2014, our operating expenses consisted solely of general and administrative expenses of $13,952, resulting in a net loss of the same balance. The decrease of our expenses is mainly attributable to the decrease of our general and administrative expenses. Our general and administrative expenses are mainly comprised of legal, accounting, and other professional service fees incurred in connection the preparation and filing of the Company’s periodic reports.

Liquidity and Capital Resources

As of September 30, 2015, we had no cash as compared to the same zero balance as of December 31, 2014.

Net cash used in operating activities totaled $12,531 for the nine months ended September 30, 2015 and $15,952 for the nine months ended September 30, 2014. The main purpose of cash used in our operating activities is comprised of legal and accounting expenses

Net cash provided by financing activities totaled $12,531 for the nine months ended September 30, 2015 and 15,952 for the nine months ended September 30, 2014. Those funding were provided by our CEO, Mr. Lirong Wang, and reported as loan payable to related party.

The Company has a net loss of $12,531 for the nine months ended September 30, 2015 and a working capital deficit and stockholders’ deficiency of $59,367 at September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report for the material weakness described below.

During management’s evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that we have the following material weaknesses in our internal control over financial reporting as of September 30, 2015:

•	The Company does not have sufficient number of personnel to provide segregation within the functions consistent with the objectives of internal control.

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2015 were not effective.

Management intends to remediate these material weaknesses as soon as practicable after the Company’s financial position permits.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

MULLAN AGRITECH, INC.

Dated: November 13, 2015	By:	/s/ Lirong Wang
Lirong Wang
President
(Duly Authorized Officer, Principal Executive officer, and Principal Financial and Accounting Officer)

